Form 10QSB
period 2006-03-31
LANE CO 3 INC
filed 2006-05-15
CIK 1347007

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                                 --------------

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

                              263 Queens Grant Road
                            Fairfield, CT 06824-1929
                    (Address of Principal Executive Offices)

                                  203-255-0341
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2006: 100,000 shares of common stock.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending September 30, 2006. The financial statements are presented on the accrual basis.

                                LANE CO #3, INC.
                    (a corporation in the development stage)

                   INTERIM AND UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2006

--------------------------------------------------------------------------------

                                LANE CO #3, INC.
                    (a corporation in the development stage)
               INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2006

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

         Statement of Stockholder's Equity                                 F-3

         Statement of Cash Flows                                           F-4

Notes to Financial Statements                                              F-5 -
                                                                           F-6

--------------------------------------------------------------------------------

                                LANE CO #3, INC.
                    (a corporation in the development stage)
                       INTERIM AND UNAUDITED BALANCE SHEET
                                 March 31, 2006

ASSETS

        Total assets                                                    $    --
                                                                        =======

LIABILITIES AND STOCKHOLDER'S EQUITY

        Total liabilities                                               $    --
                                                                        -------

Commitments and contingencies

Stockholder's equity

     Preferred stock, $.0001 par value, authorized 10,000,000 shares;        --
        none issued

     Common Stock, $.0001 par value, authorized 100,000,000 shares;
        issued and outstanding 100,000 shares                                --

     Additional paid in capital                                           7,000
     Deficit accumulated during the development stage                    (7,000)
                                                                        -------

        Total stockholder's equity                                           --
                                                                        -------

        Total liabilities and stockholder's equity                      $    --
                                                                        =======

    The accompanying notes are an integral part of these financial statements

                                LANE CO #3, INC.
                    (a corporation in the development stage)
                  INTERIM AND UNAUDITED STATEMENT OF OPERATIONS
       For the period from November 2, 2005 (Inception) to March 31, 2006

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
                                                                      =========

    The accompanying notes are an integral part of these financial statements

                                LANE CO #3, INC.
                    (a corporation in the development stage)
             INTERIM AND UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
       For the period from November 2, 2005 (Inception) to March 31, 2006

                                Common Stock                                               Deficit
                                                                       Additional         During the
                                    Shares            Amount             Paid-in          Development        Stockholder's
                                                                         Capital             Stage              Equity
                               --------------     --------------     --------------     --------------      --------------
Balance, November 02, 2005                 --     $           --     $           --     $           --      $           --

Common shares issued                  100,000                 --     $        7,000                 --      $        7,000

Net loss                                   --                 --                 --     $       (7,000)     $       (7,000)
                               --------------     --------------     --------------     --------------      --------------

Balance, March 31, 2006               100,000     $           --     $        7,000     $       (7,000)     $           --
                               ==============     ==============     ==============     ==============      ==============

    The accompanying notes are an integral part of these financial statements

                                LANE CO #3, INC.
                    (a corporation in the development stage)
                  INTERIM AND UNAUDITED STATEMENT OF CASH FLOWS
       For the period from November 2, 2005 (Inception) to March 31, 2006

Cash flows from operating activities
     Net income (loss)                                             $     (7,000)
                                                                   ------------

        Cash flows used in operating activities                          (7,000)
                                                                   ------------

Cash flows from financing activities
     Proceeds from issuance of common shares                              7,000
                                                                   ------------

        Cash flows provided by financing activities                       7,000
                                                                   ------------

Net increase in cash                                                         --

Cash, beginning of period                                                    --
                                                                   ------------

Cash, end of period                                                $         --
                                                                   ============

    The accompanying notes are an integral part of these financial statements

                                LANE CO #3, INC.
                    (a corporation in the development stage)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2006

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

                                                                      Continued,

                                LANE CO #3, INC.
                    (a corporation in the development stage)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2006

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation

The Company is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from inception through March 31, 2006. The Company recognized a net loss of $7,000. Expenses from inception were comprised of costs mainly associated with legal and accounting.

Liquidity and Capital Resources

At March 31, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

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

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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




Dated:  May 12, 2006

Lane Co. #3, Inc.


By: /s/ John D. Lane
    ----------------
President