Form 10QSB
period 2006-06-30
LANE CO 3 INC
filed 2006-08-10
CIK 1347007

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2006

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2006: 100,000 shares of common stock.

                                LANE CO #3, INC.
                    (a corporation in the development stage)

                   INTERIM AND UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 2006


--------------------------------------------------------------------------------

                                LANE CO #3, INC.
                    (a corporation in the development stage)
               INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2006
                                                                    Page

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

         Statement of Stockholder's Equity                          F-3

         Statement of Cash Flows                                    F-4


Notes to Financial Statements                                       F-5 -
                                                                    F-6



--------------------------------------------------------------------------------

                                LANE CO #3, INC.
                    (a corporation in the development stage)
                       INTERIM AND UNAUDITED BALANCE SHEET
                                  June 30, 2006


ASSETS

        Total assets                                  $       --
                                                      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY


        Total liabilities                             $       --
                                                      ----------

Commitments and contingencies

Stockholder's equity

   Preferred stock, $.0001 par value, authorized              --
     10,000,000 shares; none issued

   Common Stock, $.0001 par value, authorized                 --
     100,000,000 shares; issued and outstanding
     100,000 shares                                           --

   Additional paid in capital                              7,000
   Deficit accumulated during the development stage       (7,000)
                                                      ----------


        Total stockholder's equity                            --
                                                      ----------

        Total liabilities and stockholder's equity    $       --
                                                      ==========





    The accompanying notes are an integral part of these financial statements
                                       F-1
--------------------------------------------------------------------------------

                                LANE CO #3, INC.
                    (a corporation in the development stage)
                  INTERIM AND UNAUDITED STATEMENT OF OPERATIONS
               For the period from November 2, 2005 (Inception) to
                                  June 30, 2006



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
                                                          =========




    The accompanying notes are an integral part of these financial statements
                                       F-2
--------------------------------------------------------------------------------

                                LANE CO #3, INC.
                    (a corporation in the development stage)
                INTERIM AND UNAUDITED STATEMENT OF STOCKHOLDER'S
             EQUITY For the period from November 2, 2005 (Inception)
                                to June 30, 2006


                                                                   Deficit
                             Common Stock            Additional   During the
                               Shares       Amount    Paid-in     Development     Stockholder's
                                                      Capital        Stage            Equity
                             ------------   ------   ----------   ------------    -------------

Balance, November 02, 2005             --   $   --   $       --   $         --    $          --


Common shares issued              100,000       --   $    7,000             --    $       7,000


Net loss                               --       --           --   $     (7,000)   $      (7,000)
                             ------------   ------   ----------   ------------    -------------

Balance, June 30, 2006            100,000   $   --   $    7,000   $     (7,000)   $          --
                             ============   ======   ==========   ============    =============



    The accompanying notes are an integral part of these financial statements
                                       F-3
--------------------------------------------------------------------------------

                                LANE CO #3, INC.
                    (a corporation in the development stage)
                  INTERIM AND UNAUDITED STATEMENT OF CASH FLOWS
               For the period from November 2, 2005 (Inception) to
                                  June 30, 2006



Cash flows from operating activities
  Net income (loss)                                 $   (7,000)
                                                    ----------

      Cash flows used in operating activities           (7,000)
                                                    ----------


Cash flows from financing activities
  Proceeds from issuance of common shares                7,000
                                                    ----------

      Cash flows provided by financing activities        7,000
                                                    ----------

Net increase in cash                                        --

Cash, beginning of period                                   --
                                                    ----------

Cash, end of period                                 $       --
                                                    ==========



    The accompanying notes are an integral part of these financial statements
                                       F-4
--------------------------------------------------------------------------------

                                LANE CO #3, INC.
                    (a corporation in the development stage)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2006

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

                                                                      Continued,
                                       F-5
--------------------------------------------------------------------------------


                                LANE CO #3, INC.
                    (a corporation in the development stage)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2006

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

                                       F-6
--------------------------------------------------------------------------------

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

Results of Operation

The Company did not have any operating income from inception through June 30, 2006. The Company recognized a net loss of $7,000. Expenses from inception were comprised of costs mainly associated with legal and accounting.

Liquidity and Capital Resources

At June 30, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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


Dated:  August 10, 2006

Lane Co. #3, Inc.

By: /s/ John D. Lane
   -----------------------------
President