Form 10QSB
period 2006-12-31
LANE CO 3 INC
filed 2007-02-13
CIK 1347007

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2006

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period fro
                          Commission File No. 000-51675



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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31 2006: 100,000 shares of common stock.

Part I

Item 1 - Financial Statements


                                LANE CO #3, INC.
                    (a corporation in the development stage)
                                 BALANCE SHEETS
                    December 31, 2006 and September 30, 2006
                                  (unaudited)



                                                      December 31  September 30

                                                          2006        2006

ASSETS

        Total assets                                    $    --      $    --
                                                        =======      =======

LIABILITIES AND STOCKHOLDER'S EQUITY


        Total liabilities                               $    --      $    --

                                                        -------      -------

Commitments and contingencies

Stockholder's equity

   Preferred stock, $.0001 par value, authorized

     10,000,000 shares; none issued                          --           --


   Common Stock, $.0001 par value, authorized
     100,000,000 shares; issued and outstanding
     100,000 shares                                          10           10

   Additional paid in capital                             9,490        9,490
   Deficit accumulated during the development stage      (9,500)      (9,500)
                                                        -------      -------


        Total stockholder's equity                           --           --
                                                        -------      -------

        Total liabilities and stockholder's equity      $    --      $    --
                                                        =======      =======



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                                LANE CO #3, INC.
                    (a corporation in the development stage)
                            STATEMENTS OF OPERATIONS
                  For the Three Months ended December 31, 2006
                                       and
               For the period from November 2, 2005 (Inception) to
                                December 31, 2006



                                                              Period from
                                             Three Months      November 2,
                                                 Ended       2006 (Inception)
                                              December 31,    to December 31,
                                                  2006             2006

Sales                                           $    --        $      --


Cost of Sales                                        --               --

                                                -------        ---------

Gross Profit                                         --               --

                                                -------        ---------

General and administrative expenses                  --           (9,500)
                                                -------        ---------

Net Loss                                             --        $  (9,500)
                                                =======        =========

Weighted average number of share
    Outstanding (basic and fully diluted)       100,000          100,000
                                                -------        ---------

Net loss per share (basic and diluted)               --        $  (0.095)
                                                =======        =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                                LANE CO #3, INC.
                    (a corporation in the development stage)
                            STATEMENTS OF CASH FLOWS
                  For the three months ended December 31, 2006
                                       and
               For the period from November 2, 2005 (Inception) to
                                December 31, 2006


                                                                  Period from
                                                  Three Months    November 2,
                                                      Ended     2006 (Inception)
                                                   December 31,  to December 31,
                                                       2006          2006

Cash flows from operating activities
  Net income (loss)                                  $      --      $(9,500)
                                                     ---------      -------

     Cash flows used in operating Activities                --       (9,500)
                                                     ---------      -------

Cash flows from financing activities
     Proceeds from issuance of common shares                --        7,000
     Proceeds from additional capital contribution          --        2,500

Cash provided by financing activities                       --      $ 9,500
                                                     =========      =======

Net increase in cash                                        --           --

Cash, beginning of period                                   --           --
                                                     ---------      -------

Cash, end of period                                  $      --      $    --
                                                     =========      =======


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

LANE CO #3, INC.
(a corporation in the development stage)
Notes to Financial Statements
December 31, 2006


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

      b.    Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period November 2, 2005 (inception) through December 31, 2006, the Company did not maintain a bank account.

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

                                                                      Continued,

LANE CO #3, INC.
(a corporation in the development stage)
Notes to Financial Statements
December 31, 2006

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

NOTE 3 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of December 31, 2006, the Company had no outstanding preferred stock.

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

The Company did not issue any common stock, nor did the shareholder make any capital contributions during the period October 1, 2006 to December 31, 2006.

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

                                                                      Continued,

LANE CO #3, INC.
(a corporation in the development stage)
Notes to Financial Statements
December 31, 2006


NOTE 5 - Income Taxes

The Company has $9,500 in gross deferred tax assets at December 31, 2006 resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to September 30, 2006. At December 31, 2006, the Company has federal net operating loss carry forwards of approximately $9,500 available to offset future taxable income through 2026. The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

                                          For the period
                                         November 2, 2005
                                       (inception) through
                                         December 31 2006
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

For the period from November 2, 2005 (inception) December 31, 2006, the Company incurred losses of $9,500.

For the period from October 1, 2006 to December 31, 2006 the Company and no revenue or expenses, and no income or loss.

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

Results of Operation

The Company did not have any operating income from November 2, 2006 (inception) through December 31, 2006. The Company recognized a net loss of $9,500 for the period of November 2, 2006 (inception) through September 30, 2006. The Company had no income or expenses during the period of October 1, 2006 through December 31, 2006. Expenses from inception were comprised of costs mainly associated with legal and accounting.

Liquidity and Capital Resources

At December 31, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms to allow timely decisions regarding required disclosure. The Certifying Officers necessarily applied their judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Our Certifying Officers carried out an evaluation, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.


(b) Changes in internal controls.

During the quarter ended December 31, 2006, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.



Item 2.  Changes in Securities.

         None



Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.



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


Dated:  February 13, 2007

Lane Co. #3, Inc.

By: /s/ John D. Lane
   -----------------------------
President