Form 10QSB
period 2007-03-31
LANE CO 3 INC
filed 2007-04-25
CIK 1347007

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

                       333 Sandy Springs Circle, Suite 230
                                Atlanta, GA 30328
                    (Address of Principal Executive Offices)

                                  404-257-9150
                           (Issuer's telephone number)



                              263 Queens Grant Road
                            Fairfield, CT 06824-1929
                 (Former Address of Principal Executive Offices)

                                  203-255-0341
                       (Issuer's former telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 24, 2007: 100,000 shares of common stock.

Part I


Item 1 - Financial Statements


                                LANE CO #3, INC.
                    (a corporation in the development stage)
                                 BALANCE SHEETS
                      March 31, 2007 and September 30, 2006


                                                         March 31,   September 30,
                                                           2007         2006
                                                         unaudited     audited
                               ASSETS
Current assets:

      Prepaid accounting fees                             $   1,000    $      --
                                                          ---------    ---------
      Total assets                                        $   1,000    $      --
                                                          =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

      Shareholders loans                                  $  10,906    $      --
                                                          ---------    ---------
      Total current liabilities                           $  10,906    $      --
                                                          ---------    ---------

Commitments and contingencies:

Stockholders' Equity
      Preferred stock - $.0001 par value
          Authorized 10,000,000 shares; none issued       $      --    $      --
      Common stock - $.001 par value
          Authorized 100,000,000 shares
          issued and outstanding 100,000                         10           10
      Additional paid-in capital in excess of par         $   9,490    $   9,490
      Deficit accumulated during development stage       ($  19,406)  ($   9,500)
                                                          ---------    ---------
          Total stockholders' equity                         (9,906)          --
                                                          ---------    ---------
          Total liabilities and stockholders' equity      $   1,000    $      --
                                                          =========    =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                                LANE CO #3, INC.
                    (a corporation in the development stage)
                            STATEMENTS OF OPERATIONS
                  For the Three Months ended March 31, 2007
                                       and
               For the period from November 2, 2005 (Inception) to
                                 March 31, 2007



                                                                                        Period from
                                                Three Months         Three Months     November 2, 2005
                                                Ended March        Ended December      (inception) to
                                                  31, 2007            31, 2006         March 31, 2007

Sales:                                            $      --          $        --         $      --

Cost of Sales                                            --                   --                --
                                                  ---------          -----------         ---------
Gross Profits                                            --                   --                --

General and administrative expenses                   9,906                   --            19,406
                                                  ---------          -----------         ---------
Net loss                                         ($  9,906)          $        --        ($  19,406)
                                                  =========          ===========         =========
Weighted average number of shares

    Outstanding (basic and fully diluted)           100,000              100,000           100,000
                                                  =========          ===========         =========
Net loss per share - basic and diluted           ($   0.099)         $        --        ($   0.194)
                                                  =========          ===========         =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                                LANE CO #3, INC.
                    (a corporation in the development stage)
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2007
                                       and
               For the period from November 2, 2005 (Inception) to
                                 March 31, 2007




                                                                                                         Period from
                                                                  Three Months        Three Months    November 2, 2005
                                                                  Ended March         Ended December    (inception) to
                                                                    31, 2007           31, 2006        March 31, 2007

Cash flows from operating activities:
      Net loss                                                     ($  9,906)         $        --        ($ 19,406)
      Adjustments to reconcile net loss to net cash used in
      operating activities:

         Prepaid accounting fees                                      (1,000)                  --           (1,000)
                                                                    --------          -----------         --------
         Net cash (used in) operating activities                      (10,90)                  --          (20,406)

Cash flows from financing activities:
      Proceeds from shareholders loan                                 10,906                   --           10,906
      Proceeds from issuance of common stock                              --                   --            7,000
      Proceeds from additional capital contribution                       --                   --            2,500
                                                                    --------          -----------         --------
         Net cash provided by financing activities                    10,906                   --           20,406
Net increase in cash for the period then ended                            --                   --               --
Cash, beginning of period                                                 --                   --               --
                                                                    --------          -----------         --------
Cash, end of period                                                 $     --          $        --         $     --
                                                                    ========          ===========         ========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

LANE CO #3, INC.
(a corporation in the development stage)
Notes to Financial Statements
March 31, 2007

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

On February 22, 2007, John D. Lane, the President and sole shareholder of the Company, sold 90,000 shares of common stock, representing ninety percent of the issued and outstanding common shares to High Capital Funding, LLC, a private investment company, for $15,000.

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

      b.    Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period November 2, 2005 (inception) through March 31, 2007, the Company did not maintain a bank account.

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

                                                                      Continued,

LANE CO #3, INC.
(a corporation in the development stage)
Notes to Financial Statements
March 31, 2007

      d.    Loss per Common Share

            Loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period as required by the Financial Accounting Standards Board
            (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128.

      e.    New Accounting Pronouncement

            The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its financial position or results of operations.



NOTE 3 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of March 31, 2007, the Company had no outstanding preferred stock.

NOTE 4 - Common Stock

The Company is authorized to issue 100,000,000 shares of Company Stock. On November 3, 2005, the Company issued 100,000 shares of Common Stock for total consideration of $7,000 to the sole shareholder of the Company at that date.

During the period from November 02, 2005 (inception) to September 30, 2006, the sole shareholder of the Company made additional capital contributions of $2,500.

The Company did not issue any common stock, nor did the shareholder make any capital contributions during the period October 1, 2006 to March 31, 2007.

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

                                                                      Continued,

LANE CO #3, INC.
(a corporation in the development stage)
Notes to Financial Statements
March 31, 2007


NOTE 5 - Income Taxes

As a result of the change in control of the Company, all net operating loss carry-forwards up to February 22, 2007 amounting to $17,500 are no longer available to the Company. The Company has $1,906 in gross deferred tax assets at March 31, 2007 resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At September 30, 2006, the Company had $9,500 in gross deferred tax assets which were fully offset by a valuation reserve because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to March 31, 2007. At March 31, 2007, the Company has federal net operating loss carry forwards of approximately $1,906 available to offset future taxable income through 2026. The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

                                          For the period
                                         November 2, 2005
                                       (inception) through
                                          March 31, 2007
                                       -------------------

Statutory federal income taxes                -34.0%
State taxes, net of federal benefits           -6.0%
Valuation allowance                            40.0%
                                              -----

Income tax rate                                 0.0%
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

For the period from November 2, 2005 (inception) March 31, 2007, the Company incurred losses of $19,406.

For the period from January 1, 2007 to March 31, 2007, the Company had no revenue, expenses of $9,906 and a loss of $9,906.

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

NOTE 7 - Subsequent Events

On April 16, 2007, David A. Rapaport was appointed as a Director, Executive Vice President, Secretary and General Counsel; and Fred A. Brasch was appointed as Chief Financial Officer and Treasurer of the Company.

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

Results of Operation

The Company did not have any operating income from November 2, 2005 (inception) through March 31, 2007. The Company recognized a net loss of $9,500 for the period of November 2, 2005 (inception) through September 30, 2006. The Company recognized a net loss of $9,906 for the period of October 1, 2006 through March 31, 2007. Expenses from inception were comprised of costs mainly associated with legal and accounting.

Liquidity and Capital Resources

At March 31, 2007, the Company had no capital resources and will rely upon the issuance of common stock, additional capital contributions and loans from shareholders to fund administrative expenses pending acquisition of an operating company.

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


(b) Changes in internal controls.

During the quarter ended March 31, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.


Item 2.  Changes in Securities.

         None


Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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


Dated:  April 25, 2007
Lane Co. #3, Inc.

By: /s/ John D. Lane
   -----------------------------
President