Form 10QSB
period 2007-06-30
LANE CO 3 INC
filed 2007-07-30
CIK 1347007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to

                        Commission file number: 000-51675

                                LANE CO. #3, INC.
            (Exact name of small issuer as specified in its charter)

             Delaware                                    20-3771425
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

333 Sandy Springs Circle, Suite 230
              Atlanta, GA                                  30328
(Address of Principal Executive Offices)                 (Zip Code)

                                 (404) 257-9150
                (Issuer's telephone number, including area code)

             263 Queens Grant Road
            Fairfield, CT 06824-1929                     203-255-0341
         (Former Address of Principal            (Issuer's former telephone
              Executive Offices)                           number)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of July 13, 2007: 100,000 shares of common stock.

PART  I

Item 1. - Financial Statements

                                LANE CO. #3, INC.
                    (a corporation in its development stage)
                                 BALANCE SHEETS

                                                   June 30, 2007   September 30,
                                                    (unaudited)        2006
                                                   -------------   -------------
                   ASSETS
Current assets:

  Prepaid accounting fees                             $     --        $    --
                                                      --------        -------
  Total Assets                                        $     --        $    --
                                                      ========        =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Shareholders advances                               $ 10,906        $    --
                                                      --------        -------
  Total current liabilities                           $ 10,906        $    --
                                                      --------        -------
Commitments and contingencies:

Stockholders' Equity
   Preferred stock - $.0001 par value;
      Authorized 10,000,000 shares; none issued       $     --        $    --
   Common stock - $.0001 par value;
      Authorized 100,000,000 shares;                        10             10
        issued and outstanding 100,000                   9,490          9,490
   Additional paid-in capital in excess of par         (20,406)        (9,500)
   Deficit accumulated during development stage                            --
                                                                           --
                                                      --------        -------
      Total stockholders' equity                       (10,906)            --
                                                      --------        -------
      Total liabilities and stockholders' equity      $     --        $    --
                                                      ========        =======

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                      The accompanying notes should be read
                 in conjunction with the financial statements.

                                LANE CO. #3, INC.
                    (a corporation in its development stage)
                            STATEMENTS OF OPERATIONS



                                                                                                              Period from
                                            For the Three Months Ended       For the Nine Months Ended        November 2,
                                           -----------------------------   -----------------------------   2005 (inception)
                                           June 30, 2007   June 30, 2006   June 30, 2007   June 30, 2006   to June 30, 2007
                                           -------------   -------------   -------------   -------------   ----------------
                                            (unaudited)     (unaudited)     (unaudited)     (unaudited)      (unaudited)

Sales:                                        $     --        $     --        $     --        $     --         $     --

Cost of Sales                                       --              --              --              --               --
                                              --------        --------        --------        --------         --------
Gross Profit                                        --              --              --              --               --

General and administrative expenses              1,000              --          10,906           7,000           20,406
                                              --------        --------        --------        --------         --------
Net loss                                      $ (1,000)       $     --        $(10,906)       $ (7,000)        $(20,406)
                                              ========        ========        ========        ========         ========
Weighted average number of shares

   Outstanding (basic and fully diluted)       100,000         100,000         100,000         100,000          100,000
                                              ========        ========        ========        ========         ========
Net loss per share - basic and diluted        $ (0.010)       $     --        $ (0.109)       $ (0.070)        $ (0.204)
                                              ========        ========        ========        ========         ========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                     The accompanying notes should be read
                 in conjunction with the financial statements.

                                LANE CO. #3, INC.
                    (a corporation in its development stage)
                            STATEMENTS OF CASH FLOWS


                                                                                    Period from
                                                    For the Nine Months Ended     November 2, 2005
                                                  -----------------------------   (incepetion) to
                                                  June 30, 2007   June 30, 2006    June 30, 2007
                                                  -------------   -------------   ----------------
                                                   (unaudited)     (unaudited)      (unaudited)

Cash flows from operating activities:
  Net loss                                          $(10,906)        $(7,000)         $(20,406)
  Adjustments to reconcile net loss to net cash
    used in operatingactivities:
      Prepaid accounting fees                             --              --                --
                                                    --------         -------          --------
      Net cash (used in) operating activities        (10,906)         (7,000)          (20,406)

Cash flows from financing activities:
  Proceeds from shareholders loan                     10,906              --            10,906
  Proceeds from issuance of common stock                  --           7,000             7,000
  Proceeds from additional capital contribution           --              --             2,500
                                                    --------         -------          --------
     Net cash provided by financing activities        10,906           7,000            20,406
Net increase in cash for the period then ended            --              --                --
Cash, beginning of period                                 --              --                --
                                                    --------         -------          --------
Cash, end of period                                 $     --         $    --          $     --
                                                    ========         =======          ========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                     The accompanying notes should be read
                 in conjunction with the financial statements.

                                LANE CO. #3, INC.
                    (a corporation in its development stage)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 1 - Organization

      Lane Co #3, Inc. ("the Company") was incorporated in State of Delaware on November 2, 2005 and is currently in its development stage.

      On December 15, 2005 the Company filed a Registration Statement of Form 10SB to have its common stock, par value $0.0001 registered under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In accordance with the provisions of the Exchange Act such Registration Statement became effective on February 13, 2006.

      As a blank check company, the Company's business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is continuing its efforts to locate a candidate to pursue a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent or any other agreement concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company. Since inception, the Company has been engaged in organizational efforts.

      On February 22, 2007 John D. Lane, the President and sole shareholder of the Company, sold 90,000 shares of common stock, representing ninety percent of the issued and outstanding common shares to High Capital Funding, LLC, a private investment company, for $15,000.

NOTE 2 - Summary of Significant Accounting Policies

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Significant accounting policies are as follows:

      a.    Use of Estimates

            The preparation of the statement of financial condition in conformity with accounting principles generally accepted in the United States requires management to make estimated and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      b.    Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period November 2, 2005 (inception) through June 30, 2007, the Company did not maintain a bank account.

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

                                LANE CO. #3, INC.
                    (a corporation in its development stage)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 3 - Preferred Stock

      The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of June 30, 2007, the Company had no outstanding preferred stock.

NOTE 4 - Common Stock

      The Company is authorized to issue 100,000,000 shares of Common Stock. On November 3, 2005, the Company issued 100,000 shares of Common Stock for total consideration of $7,000 to the sole shareholder of the Company at that date.

      During the period from November 02, 2005 (inception) to September 30, 2006, the sole shareholder of the Company made additional capital contributions of $2,500.

      The Company did not issue any Common Stock, nor did the shareholder make any capital contributions during the period October 1, 2006 to June 30, 2007.

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

NOTE 5 - Income Taxes

      As a result of the change in control of the Company, all net operating loss carry-forwards up to February 22, 2007 amounting to $17,500 are no longer available to the Company. The Company has approximately $1,200 in gross deferred tax assets at June 30, 2007 resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At September 30, 2006, the Company had $9,500 in gross deferred tax assets which were fully offset by a valuation reserve because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to June 30, 2007. At June 30, 2007, the Company has federal net operating loss carry-forwards of approximately $2,906 available to offset future taxable income through 2026. The difference between the tax provision at the statutory federal and state income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

                                                         For the Period November
                                                           2, 2005 (inception)
                                                          through June 30, 2007
                                                         -----------------------
Statutory federal income taxes                                   -34.0%
State taxes, net of federal benefits                              -6.0%
Valuation allowance                                               40.0%
                                                                 ------
Income tax rate                                                    0.0%
                                                                 ------

                                LANE CO. #3, INC.
                    (a corporation in its development stage)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 6 - Going Concern

      The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

      For the period from November 2, 2005 (inception) to June 30, 2007, the Company incurred losses of $20,406.

      For the period from January 1, 2007 to June 30, 2007, the Company had no revenue, expenses of $10,906 and a loss of $10,906.

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

NOTE 7 - Appointment of Director and Officers

      On April 16, 2007, David A. Rapaport was appointed as a Director, Executive Vice President, Secretary and General Counsel; and Fred A. Brasch was appointed as Chief Financial Officer and Treasurer of the Company.

Item 2. - Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation

      The Company is continuing its efforts to locate a candidate to pursue a business combination through acquisition, or merger. It is possible that the Company will be successful in locating such a candidate and closing such an acquisition or merger. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance that the Company would obtain any such equity funding.

      Results of Operation

      The Company did not have any operating income from November 2, 2005 (inception) through June 30, 2007. The Company recognized a net loss of $9,500 for the period of November 2, 2005 (inception) through September 30, 2006. The Company recognized a net loss of $10,906 for the period of October 1, 2006 through June 30, 2007. Expenses from inception comprised of costs mainly associated with legal and accounting.

      Liquidity and Capital Resources

      At June 30, 2007, the Company had no capital resources and will rely upon the issuance of Common Stock, additional capital contributions and loans from shareholders to fund administrative expenses pending acquisition or merger of an operating company.

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

      The Company and/or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and/or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and/or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. - Controls and Procedures

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

Our Certifying Officers carried out an evaluation, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to material information required to be included in the Company's Exchange Act reports.

      While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

      (b)   Changes in internal controls.

      During the quarter ended June 30, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

      None

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5. Other Information.

      None

Item 6. Exhibits and Reports of Form 8-K.

(a)   Exhibits

      31.1  Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)   Reports of Form 8-K

      None

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 27, 2007
Lane Co. #3, Inc.
By: /s/ John D. Lane
-----------------------------


Signature:
Title: John D. Lane, President
Principal Executive Officer