Form 10KSB
period 2007-09-30
LANE CO 3 INC
filed 2007-12-07
CIK 1347007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to

Commission file number: 000-51675

LANE CO. #3, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-3771425
(State of Incorporation)	(I.R.S. Employer Identification No.)
(Small Business Issuer)

333 Sandy Springs Circle, Suite 230
Atlanta, GA	30328
(Address of Principal Executive Offices)	(Zip Code)

(404) 257-9150
(Issuer’s telephone number, including area code)

263 Queens Grant Road
Fairfield, CT 06824-1929	203-255-0341
(Former Address of Principal Executive Offices)	(Issuer’s former telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The issuer's revenues for the fiscal year ended September 30, 2007 were $0.

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on September 30, 2007.

As of September 30, 2007, there were 100,000 shares of common stock, $.0001 par value per share, outstanding.

The following documents are incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

We presently have no employees. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Risk Factors

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies, may in the future arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

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

CONTROL BY MANAGEMENT.

Management currently owns 100% of all the issued and outstanding common stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company's certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Our President together with High Capital Funding LLC, a private investment company, of which one of our Directors and the Chief Financial Officer are affiliates, owns 100 % of our issued and outstanding common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquiror from making a tender offer for the common stock.

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

For the period from the inception of the Company on November 2, 2005 to September 30, 2007 there have been no matters submitted to the vote of the security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information. The Company's common stock is not trading on any stock exchange.

(b) Holders. As of September 30, 2007 there were two holders of our common stock.

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

Overview

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

(a) Identification of Directors and Executive Officers.

A. Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position
John D. Lane	61	President and Director
David A. Rapaport	65	EVP and Director
Fred A. Brasch	50	Chief Financial Officer

John D. Lane

Mr. Lane entered the securities industry in May 1969 with a bank-trading firm in New Jersey. He formed Lane Capital Markets, LLC in 2001 as an Investment Banking boutique focused on mergers and acquisitions, management consulting and company re-positioning, deal structuring, managing and/or co-managing IPO's and follow-on offerings, pipe transactions and private placements.

Mr. Lane has managed/co-managed numerous transactions and has participated in hundreds since the early 1990's. Between 1984 and 2000, Mr. Lane held high-level positions at investment banking firms based in Fairfield County, Connecticut. He has been associated with several major firms including Boettcher & Co., Advest &
Co. and Dain Raucher. Mr. Lane has served as officer, director, owner, trader, department manager, corporate finance director and syndicate manager. He has been active in several Fairfield County organizations.

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

David A. Rapaport

For the last 30 years Mr. Rapaport has specialized in capital formation for small to mid-size companies and has held various senior management positions (including chief executive officer) of several public companies, as described below. Since February 1997 Mr. Rapaport has served as executive vice president and general counsel of High Capital Funding, LLC, a private investment fund. During his tenure with High Capital, Mr. Rapaport has participated in negotiating and documenting numerous investments in start-up and early stage public companies, including over the last several years several investments in companies with their principal activities in China. High Capital is also a founding member of the Georgia-China Alliance, a professional association formed in 2004 to promote commerce between companies in Georgia and China. In January of 2006 High Capital participated, as the principal founding shareholder, in the formation and initial capitalization of Middle Kingdom Alliance Corp. (Middle Kingdom) which was formed as a Special Purpose Acquisition Corp. for the purpose of raising capital to acquire a minority interest in a Chinese company. Middle Kingdom closed its initial public offering in December of 2006, raising over $28,000,000, including the over allotment option (greenshoe). Mr. Rapaport serves as a director, secretary and general counsel of Middle Kingdom.

From January 1996 to January 1997, Mr. Rapaport served as a consultant and general counsel to Myriad International, Inc., a development stage company involved in developing affordable housing in Peru. Mr. Rapaport served as executive vice president, general counsel and secretary of Conversion Industries, Inc., a publicly held merchant banking firm from August 1990 to December 1995. From 1975 to August 1990, Mr. Rapaport was an executive officer of National Patent Development Corporation, a diversified company with interests in growth technologies, technical training and engineering support, medical and health care, and consumer products distribution. During his tenure at National Patent, Mr. Rapaport also served as an officer and director of several of its publicly held subsidiaries, including, inter alia, General Physics Corporation (GPX), Duratek Corporation, and International Hydron Corporation before its sale to GlaxoSmithKline. Mr. Rapaport is a graduate of the St. John’s University School of Law (1966) and practiced corporate law in New York City from 1969 to 1975.

Fred A. Brasch

Mr. Brasch has over 25 years of executive management, finance, accounting, auditing, tax, information technology and human resources experience in a number of different industries. Mr. Brasch has served as the chief financial officer of High Capital Funding, LLC, since January 2000. In January of 2006 High Capital Funding participated, as the principal founding shareholder, in the formation and initial capitalization of Middle Kingdom Alliance Corp. (Middle Kingdom) which was formed as a Special Purpose Acquisition Corp. for the purpose of raising capital to acquire a minority interest in a Chinese company. Middle Kingdom closed its initial public offering in December of 2006, raising over $28, 000,000. Mr. Brasch serves as the chief financial officer of Middle Kingdom.

From February 1999 to December 1999 Mr. Brasch served as the temporary CFO of Clyde Bergemann, Inc., in Atlanta, Georgia. This company is a manufacturer of soot blowers used in the utility and wood pulp industries worldwide for cleaning major boiler systems. From July 1996 to January 1999, Mr. Brasch served as sales and marketing consultant to ACI Financial Inc., an equipment leasing company in Atlanta, Georgia. In November 1989, Mr. Brasch joined AIOC, which was then a small commodities trading company in New York, as chief financial officer. In 1992 Mr. Brasch was appointed AIOC’s chief operating officer, and together with its two major shareholders helped build AIOC into a global metals trader (listed #36 on Forbes list of the 500 Largest Private Companies in the US) by 1995. During this time, Mr. Brasch aided the owners in starting a securities broker-dealer in Russia as well as three banks, one each in Ukraine, Kazakhstan and Uzbekistan.

From September 1986 to November 1989 Mr. Brasch worked as an auditor of Deloitte & Touche in New York, specializing in audits in the banking and broker dealer industries. From March 1980 to May 1986 Mr. Brasch worked for Ernst & Young in South Africa and Sommer Ranching in Zimbabwe in various consulting and auditing capacities. Mr. Brasch is a CPA and a member of the Georgia Society of Certified Public Accountants and The American Institute of Certified Public Accountants. He is also actively involved in various community organizations in Atlanta, Georgia. Mr. Brasch is a graduate of the University of South Africa (1981) with a Bachelor of Commerce Degree and in 1983 he was awarded a Bachelor of Commerce (Honors).

B. Significant Employees. None

C. Family Relationships. None

D. Involvement in Certain Legal Proceedings. None

E.  The Board of Directors acts as the Audit Committee and the Board has no separate committees.

(b) Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended September 30, 2007, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

(c) Code of Ethics.

We currently do not have a code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

(d) Board Committees and Designated Directors.

The board of directors is currently composed of two individuals and we do not have any committees. It is intended that the board of directors will establish an Audit Committee upon the consummation of a business combination. The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an "audit committee financial expert," as such term is defined in the rules of the Securities and Exchange Commission. We will evaluate establishing such committees in the future.

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

The following table sets forth, as of September 30, 2007, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
John D. Lane	10,000	10.00%
263 Queens Grant Road
Fairfield, CT 06824-1929

High Capital Funding, LLC	90,000	90.00%
333 Sandy Springs Circle
Atlanta, GA 30328

All Officers and Directors as a Group	100,000	100.00%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13.	EXHIBITS

(a) Exhibits:
Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

(1)	Incorporated by reference to the Registrant's Registration Statement on Form 10SB filed on December 15, 2005.

(b) The following documents are filed as part of the report:

1.
Financial statements: Report of Independent Registered Public Accounting Firm, Balance sheet, Statement of Operations, Statement of Stockholder's Equity, Statement of Cash Flows, and Notes to Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Conner & Associates, P.C. ("Conner") acts as our principal accountant. We paid $10,000 to Conner during the fiscal year ended September 30, 2007 for its audit of our November 30, 2006 financial statements and for its review of our forms 10QSB for the periods ended December 31, 2006, March 31, 2007 and June 30, 2007. We have not paid Conner any fees for the fiscal year ending September 30, 2007 for audit related or tax fees, or for any other services.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Lane Co # 3, Inc.
(Registrant)

Date: December 7, 2007

By: /s/ John D. Lane
(Signature) John D. Lane, President & Director Principal Executive Officer

By: /s/ Fred A. Brasch
(Signature) Fred A. Brasch, Chief Financial Officer Principal Financial Officer Principal Accounting Officer

LANE CO. #3, INC.
(a corporation in the development stage)

INDEX TO FINANCIAL STATEMENTS

Page
Contents
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Balance Sheet at September 30, 2007 and 2006	F-3
Statement of Operations for the three months ended September 30, 2007 (Unaudited) and 2006 (Unaudited), for the year ended September 30, 2007, for the period from November 2, 2005 (date of inception) to September 30, 2006 and for the period from November 2, 2005 (date of inception) to September 30, 2007
F-4
Statement of Stockholders’ Equity for the period from November 2, 2005 (date of inception) to September 30, 2007	F-5
Statement of Cash Flows for the year ended September 30, 2007, for the period from November 2, 2005 (date of inception) to September 30, 2006 and for the period from November 2, 2005 (date of inception) to September 30, 2007
F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lane Co #3, Inc.
(a corporation in its development stage)

We have audited the accompanying balance sheet of Lane Co #3, Inc. (a corporation in its development stage) as of September 30, 2007, and the related statement of operations, changes in stockholders’ equity, and cash flows for the year then ended; the period from November 2, 2005 (date of inception) to September 30, 2006 and the period from November 2, 2005 (date of inception) to September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lane Co #3, Inc. as of September 30, 2007, and the results of its operations and cash flows for the year then ended; the period from November 2, 2005 (date of inception) to September 30, 2006 and the period from November 2, 2005 (date of inception) to September 30, 2007, in conformity with United States generally accepted accounting principles.

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

/s/ Conner & Associates, PC

Newtown, Pennsylvania
06 December 2007

LANE CO. #3, INC.
(a corporation in its development stage)
BALANCE SHEETS

	September 30,	September 30,
	2007	2006
ASSETS
Current assets:
Prepaid accounting fees	$-	$-
Total assets	$-	$-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Account payable and accrued liabililties	$7,750	$-
Shareholders advances	11,538	-
Total current liabilities	$19,288	$-

Commitments and contingencies:

Stockholders' Equity (Deficit)
Preferred stock - $.0001 par value
Authorized 10,000,000 shares; none issued	$-	$-
Common stock - $.0001 par value
Authorized 100,000,000 shares
issued and outstanding 100,000	10	10
Additional paid-in capital in excess of par	9,490	9,490
Deficit accumulated during development stage	(28,788)	(9,500)
Total stockholders' equity (deficit)	(19,288)	0
Total liabilities and stockholders' equity (deficit)	$-	$-

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the 12 Months Ended	Period from November 2, 2005 (inception) to	Period from November 2, 2005 (inception) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)	(unaudited)
Sales:	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-
General and administrative expenses	8,382	2,500	19,288	9,500	28,788

Net loss	($ 8,382)	($ 2,500)	($ 19,288)	($ 9,500)	($ 28,788)

Weighted average number of shares
Outstanding (basic and fully diluted)	100,000	100,000	100,000	100,000	100,000

Net loss per share - basic and diluted	$(0.084)	($ 0.025)	($ 0.193)	$(0.095)	($ 0.288)

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, November 02, 2005	-	$-	$-	$-	$-

Common shares issued	100,000	10	6,990		7,000

Capital contributions			2,500		2,500

Net loss for the period				(9,500)	(9,500)

Balance - September 30, 2006	100,000	10	9,490	(9,500)	0

Net Loss for the twelve months ended September 30, 2007				(19,288)	(19,288)

Balance - September 30, 2007	100,000	$10	$9,490	$(28,788)	$(19,288)

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
STATEMENTS OF CASH FLOWS

		For the Period	For the Period
		from November 2,	from November 2,
	For the Year	2005	2005
	Ended	(incepetion) to	(incepetion) to
	September 30,	September 30,	September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	($ 19,288)	($ 9,500)	($ 28,788)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accounts payable and accrued liabilities	7,750	-	7,750
Net cash (used in) operating activities	(11,538)	(9,500)	(21,038)

Cash flows from financing activities:
Proceeds from shareholders loan	11,538	-	11,538
Proceeds from issuance of common stock	-	10	7,000
Proceeds from additional capital contribution	-	9,490	2,500
Net cash provided by financing activities	11,538	9,500	21,038
Net increase in cash for the period then ended	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - Organization

Lane Co #3, Inc. (“the Company”) was incorporated in State of Delaware on November 2, 2005 and is currently in its development stage.

On December 15, 2005 the Company filed a Registration Statement of Form 10SB to have its common stock, par value $0.0001 registered under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the provisions of the Exchange Act such Registration Statement became effective on February 13, 2006.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is continuing its efforts to locate a candidate to pursue a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent or any other agreement concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company. Since inception, the Company has been engaged in organizational efforts.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period November 2, 2005 (inception) through September 30, 2007, the Company did not maintain a bank account.

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

Loss per share is computed by dividing the net loss by the weighted−average number of shares of common stock outstanding during the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128.

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

e.	New Accounting Pronouncement

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its financial position or results of operations.

NOTE 3 − Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of September 30, 2007, the Company had no outstanding preferred stock.

NOTE 4 − Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock. On November 3, 2005, the Company issued 100,000 shares of Common Stock for total consideration of $7,000 to the sole shareholder of the Company at that date.

During the period from November 02, 2005 (inception) to September 30, 2006, the sole shareholder of the Company made additional capital contributions of $2,500.

The Company did not issue any Common Stock, nor did the shareholder make any capital contributions during the period October 1, 2006 to September 30, 2007.

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

NOTE 5 − Income Taxes

As a result of the change in control of the Company, all net operating loss carry−forwards up to February 22, 2007 amounting to $17,500 are no longer available to the Company. The Company has approximately $4,500 in gross deferred tax assets at September 30, 2007 resulting from net operating loss carry−forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At September 30, 2006, the Company had $9,500 in gross deferred tax assets which were fully offset by a valuation reserve because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to September 30, 2007. At September 30, 2007, the Company has federal net operating loss carry-forwards of approximately $11,288 available to offset future taxable income through 2026. The difference between the tax provision at the statutory federal and state income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

For the Period November 2, 2005 (inception) through September 30, 2007
Statutory federal income taxes	-34.0%
State taxes, net of federal benefits	-6.0%
Valuation allowance	40.0%

Income tax rate	0.0%

NOTE 6 − Going Concern

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

For the period from November 2, 2005 (inception) to September 30, 2007, the Company incurred losses of $28,788.

For the period from October 1, 2006 to September 30, 2007, the Company had no revenue, expenses of $19,288 and a loss of $19,288.

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

NOTE 7 − Appointment of Director and Officers

On April 16, 2007, David A. Rapaport was appointed as a Director, Executive Vice President, Secretary and General Counsel; and Fred A. Brasch was appointed as Chief Financial Officer and Treasurer of the Company.