Form 10QSB
period 2007-12-31
LANE CO 3 INC
filed 2008-02-12
CIK 1347007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number: 000-51675

LANE CO. #3, INC.
(Exact name of small issuer as specified in its charter)

Delaware	20-3771425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 Sandy Springs Circle, Suite 230
Atlanta, GA	30328
(Address of Principal Executive Offices)	(Zip Code)

(404) 257-9150
(Issuer’s telephone number, including area code)

263 Queens Grant Road
Fairfield, CT 06824-1929	203-255-0341
(Former Address of Principal Executive Offices)	(Issuer’s former telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes   ☐  No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2008: 100,000 shares of common stock.

PART I

Item 1. - Financial Statements
LANE CO. #3, INC.
(a corporation in its development stage)
BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100	$-
Prepaid accounting fees	2,000	-
Total assets	$2,100	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,500	$7,750
Shareholders advances	21,638	11,538
Total current liabilities	$23,138	$19,288

Commitments and contingencies:

Stockholders' Equity
Preferred stock - $.0001 par value
Authorized 10,000,000 shares; none issued	$-	$-
Common stock - $.0001 par value
Authorized 100,000,000 shares issued and outstanding 100,000
Additional paid-in capital in excess of par	9,490	9,490
Deficit accumulated during development stage	(30,538)	(28,788)
Total stockholders' equity	(21,038)	(19,288)
Total liabilities and stockholders' equity	$2,100	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
STATEMENTS OF OPERATIONS

			Period from November 2, 2005 (inception) to December 31, 2007
	For the Three Months Ended
	December 31,	December 31,
	2007	2006
	(unaudited)	(unaudited)	(unaudited)

Sales:	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
General and administrative expenses	1,750	-	30,538
Net loss	$(1,750)	$-	$(30,538)
Weighted average number of shares
Outstanding (basic and fully diluted)	100,000	100,000	100,000
Net loss per share - basic and diluted	$(0.018)	$-	$(0.305)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
STATEMENTS OF CASH FLOWS

			Period from November 2, 2005 (inception) to December 31, 2007
	For the Three Months Ended
	December 31,	December 31,
	2007	2006
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(1,750)	$-	$(30,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid accounting fees	(2,000)		(2,000)
Accounts payable and accrued liabilities	(6,250)	-	1,500
Net cash (used in) operating activities	(10,000)	-	(31,038)

Cash flows from financing activities:
Proceeds from shareholders loan	10,100	-	21,638
Proceeds from issuance of common stock	-	-	7,000
Proceeds from additional capital contribution	-	-	2,500
Net cash provided by financing activities	10,100	-	31,138
Net increase in cash for the period then ended	100	-	100
Cash, beginning of period	-	-	-
Cash, end of period	$100	$-	$100

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 3 − Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of December 31, 2007, the Company had no outstanding preferred stock.

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

The Company did not issue any Common Stock, nor did the shareholder make any capital contributions during the period October 1, 2006 to December 31, 2007.

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

NOTE 5 − Income Taxes

As a result of the change in control of the Company, all net operating loss carry−forwards up to February 22, 2007 amounting to $17,500 are no longer available to the Company. The Company has approximately $5,250 in gross deferred tax assets at December 31, 2007 resulting from net operating loss carry−forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At September 30, 2007, the Company had $4,500 in gross deferred tax assets which were fully offset by a valuation reserve because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to December 31, 2007. At December 31, 2007, the Company has federal net operating loss carry-forwards of approximately $13,038 available to offset future taxable income through 2026. The difference between the tax provision at the statutory federal and state income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

For the Period November 2, 2005 (inception) through December 31, 2007

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

For the period from November 2, 2005 (inception) to December 31, 2007, the Company incurred losses of $30,538.

For the period from October 1, 2007 to December 31, 2007, the Company had no revenue, expenses of $1,750 and a loss of $1,750.

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

The Company is continuing its efforts to locate a candidate to pursue a business combination through acquisition, or merger. It is possible that the Company will be successful in locating such a candidate and closing such an acquisition or merger. However, if the Company cannot effect a non−cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance that the Company would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from November 2, 2005 (inception) through December 31, 2007. The Company recognized a net loss of $30,538 for the period of November 2, 2005 (inception) through December 31, 2007. The Company recognized a net loss of $1,750for the period of October 1, 2007 through December 31, 2007. Expenses from inception comprised of costs mainly associated with legal and accounting.

Liquidity and Capital Resources

At December 31, 2007, the Company had no capital resources and will rely upon the issuance of Common Stock, additional capital contributions and loans from shareholders to fund administrative expenses pending acquisition or merger of an operating company.

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

Our Certifying Officers carried out an evaluation, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules13a−15 and 15d−15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to material information required to be included in the Company's Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(b)	Changes in internal controls.

During the quarter ended December 31, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II − OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8−K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8−K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2008
Lane Co. #3, Inc.
By: /s/ John D. Lane

Signature:
Title: John D. Lane, President
Principal Executive Officer