Form 10QSB
period 2008-03-31
LANE CO 3 INC
filed 2008-05-08
CIK 1347007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2008: 100,000 shares of common stock.

PART I

Item 1. - Financial Statements

LANE CO. #3, INC.
(a corporation in its development stage)
BALANCE SHEETS

	March 31, 2008	September 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,442	$-
Prepaid accounting fees	1,000	-
Total assets	$2,442	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$842	$7,750
Shareholders advances	24,638	11,538
Total current liabilities	$25,480	$19,288

Commitments and contingencies:

Stockholders' Equity
Preferred stock - $.0001 par value
Authorized 10,000,000 shares; none issued	$-	$-
Common stock - $.0001 par value
Authorized 100,000,000 shares
issued and outstanding 100,000	10	10
Additional paid-in capital in excess of par	9,490	9,490
Deficit accumulated during development stage	(32,538)	(28,788)
Total stockholders' equity	(23,038)	(19,288)
Total liabilities and stockholders' equity	$2,442	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
STATEMENTS OF OPERATIONS

	For the Three Months Ended		Period from November 2, 2005 (inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

Sales:	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and administrative expenses	2,000	9,906	32,538

Net loss	$(2,000)	$(9,906)	$(32,538)

Weighted average number of shares
Outstanding (basic and fully diluted)	100,000	100,000	100,000

Net loss per share - basic and diluted	$(0.020)	$(0.099)	$(0.325)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.

(a corporation in its development stage)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended		Period from November 2, 2005 (inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(2,000)	$(9,906)	$(32,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid accounting fees	1,000	(1,000)	(1,000)
Accounts payable and accrued liabilities	(658)	-	842
Net cash (used in) operating activities	(1,658)	(10,906)	(32,696)

Cash flows from financing activities:
Proceeds from shareholders loan	3,000	10,906	24,638
Proceeds from issuance of common stock	-	-	7,000
Proceeds from additional capital contribution	-	-	2,500
Net cash provided by financing activities	3,000	10,906	34,138
Net increase in cash for the period then ended	1,342	-	1,442
Cash, beginning of period	100	-	-
Cash, end of period	$1,442	$-	$1,442

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

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
March 31, 2008

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

The Company did not issue any Common Stock, nor did the shareholder make any capital contributions during the period October 1, 2006 to March 31, 2008.

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

NOTE 5 − Income Taxes

As a result of the change in control of the Company, all net operating loss carry−forwards up to February 22, 2007 amounting to $17,500 are no longer available to the Company. The Company has approximately $6,000 in gross deferred tax assets at March 31, 2008 resulting from net operating loss carry−forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At September 30, 2007, the Company had $4,500 in gross deferred tax assets which were fully offset by a valuation reserve because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to March 31, 2008. At March 31, 2008, the Company has federal net operating loss carry-forwards of approximately $15,038 available to offset future taxable income through 2027. The difference between the tax provision at the statutory federal and state income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

For the Period November 2, 2005 (inception) through March 31, 2008

Statutory federal income taxes	-34.0%
State taxes, net of federal benefits	-6.0%
Valuation allowance	40.0%

Income tax rate	0.0%

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

NOTE 6 − Going Concern

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

For the period from November 2, 2005 (inception) to March 31, 2008, the Company incurred losses of $32,538.

For the period from January 1, 2008 to March 31, 2008, the Company had no revenue, expenses of $2,000 and a loss of $2,000.

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

Results of Operation

The Company did not have any operating income from November 2, 2005 (inception) through March 31, 2008. The Company recognized a net loss of $32,538 for the period of November 2, 2005 (inception) through March 31, 2008. The Company recognized a net loss of $2,000 for the period of January 1, 2008 through March 31, 2008. Expenses from inception comprised of costs mainly associated with legal and accounting.

Liquidity and Capital Resources

At March 31, 2008, the Company had no capital resources and will rely upon the issuance of Common Stock, additional capital contributions and loans from shareholders to fund administrative expenses pending acquisition or merger of an operating company.

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

During the quarter ended March 31, 2008, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II − OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated: May 8, 2008 Lane Co. #3, Inc. By: /s/ John D. Lane
Signature: Title: John D. Lane, President Principal Executive Officer