Form 10-Q
period 2008-06-30
LANE CO 3 INC
filed 2008-08-08
CIK 1347007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51675

LANE CO. #3, INC.
(Exact name of small issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3771425 (I.R.S. Employer Identification No.)

333 Sandy Springs Circle, Suite 230
Atlanta, GA (Address of Principal Executive Offices)	30328 (Zip Code)

(404) 257-9150
(Issuer’s telephone number, including area code)

263 Queens Grant Road
Fairfield, CT 06824-1929 (Former Address of Principal Executive Offices)	203-255-0341 (Issuer’s former telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2008: 100,000 shares of common stock.

PART I

Item 1. – Financial Statements

LANE CO. #3, INC.
(a corporation in its development stage)
BALANCE SHEETS

	June 30, 2008	September 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,003	$-
Prepaid accounting fees	-	-
Total assets	$1,003	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$403	$7,750
Shareholders advances	24,638	11,538
Total current liabilities	$25,041	$19,288

Commitments and contingencies:

Stockholders' Equity
Preferred stock - $.0001 par value Authorized 10,000,000 shares; none issued	$-	$-
Common stock - $.0001 par value Authorized 100,000,000 shares issued and outstanding 100,000	10	10
Additional paid-in capital in excess of par	9,490	9,490
Deficit accumulated during development stage	(33,538)	(28,788)
Total stockholders' equity	(24,038)	(19,288)
Total liabilities and stockholders' equity	$1,003	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
STATEMENTS OF OPERATIONS

					Period from
					November 2,
	For the Three Months Ended		For the Nine Months Ended		2005
	June 30	June 30	June 30	June 30	(inception) to
	2008	2007	2008	2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales:	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
General and administrative expenses	1,000	1,000	4,750	10,906	33,538
Net loss	$(1,000)	$(1,000)	$(4,750)	$(10,906)	$(33,538)
Weighted average number of shares Outstanding (basic and fully diluted)	100,000	100,000	100,000	100,000	100,000
Net loss per share - basic and diluted	$(0.010)	$(0.010)	$(0.048)	$(0.109)	$(0.335)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.

(a corporation in its development stage)
STATEMENTS OF CASH FLOWS

			Period from
	For the Nine Months Ended		November 2, 2005
	June 30	June 30	(inception) to
	2008	2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(4,750)	$(10,906)	$(33,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid accounting fees	-		-
Accounts payable and accrued liabilities	(7,347)	-	403
Net cash (used in) operating activities	(12,097)	(10,906)	(33,135)

Cash flows from financing activities:
Proceeds from shareholders loan	13,100	10,906	24,638
Proceeds from issuance of common stock	-	-	7,000
Proceeds from additional capital contribution	-	-	2,500
Net cash provided by financing activities	13,100	10,906	34,138

Net increase in cash for the period then ended	1,003	-	1,003
Cash, beginning of period	-	-	-
Cash, end of period	$1,003	$-	$1,003

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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

NOTE 2 – Summary of Significant Accounting Policies

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

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

NOTE 3 − Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of June 30, 2008, the Company had no outstanding preferred stock.

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

The Company did not issue any Common Stock, nor did the shareholder make any capital contributions during the period October 1, 2006 to June 30, 2008.

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

NOTE 5 − Income Taxes

As a result of the change in control of the Company, all net operating loss carry−forwards up to February 22, 2007 amounting to $17,500 are no longer available to the Company. The Company has approximately $6,400 in gross deferred tax assets at June 30, 2008 resulting from net operating loss carry−forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At September 30, 2007, the Company had $4,500 in gross deferred tax assets which were fully offset by a valuation reserve because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to June 30, 2008. At June 30, 2008, the Company has federal net operating loss carry-forwards of approximately $16,038 available to offset future taxable income through 2027. The difference between the tax provision at the statutory federal and state income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

For the Period November 2, 2005 (inception) through June 30, 2008

Statutory federal income taxes	-34.0%
State taxes, net of federal benefits	-6.0%
Valuation allowance	40.0%

Income tax rate	0.0%

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

NOTE 6 − Going Concern

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

For the period from November 2, 2005 (inception) to June 30, 2008, the Company incurred losses of $33,538.

For the period from April 1, 2008 to June 30, 2008, the Company had no revenue, expenses of $1,000 and a loss of $1,000.

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

Results of Operation

The Company did not have any operating income from November 2, 2005 (inception) through June 30, 2008. The Company recognized a net loss of $33,538 for the period of November 2, 2005 (inception) through June 30, 2008. The Company recognized a net loss of $4,750 for the period of October 1, 2007 June 30, 2008. Expenses from inception comprised of costs mainly associated with legal and accounting.

Liquidity and Capital Resources

At June 30, 2008, the Company had no capital resources and will rely upon the issuance of Common Stock, additional capital contributions and loans from shareholders to fund administrative expenses pending acquisition or merger of an operating company.

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

Item 3. - Quantitative and Quantitative Disclosures About Market Risk.

      N/A

Item 4. - Controls and Procedures

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

During the quarter ended June 30, 2008, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 4T. - Controls and Procedures

N/A

PART II − OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 3, 2005, the Company issued 100,000 shares of common stock for total consideration of $7,000 to the sole shareholder of the Company under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8−K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2008
Lane Co. #3, Inc.
By: /s/ John D. Lane

Signature:
Title: John D. Lane, President
Principal Executive Officer

By: /s/ Fred A. Brasch
Signature:
Title: Fred A. Brasch, Chief Financial Officer
Principal Financial Officer