Form 10-K
period 2008-09-30
LANE CO 3 INC
filed 2008-12-16
CIK 1347007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number:  000-51675

LANE CO. #3, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-3771425
(State of Incorporation)	(I.R.S. Employer Identification No.)
333 Sandy Springs Circle, Suite 230
Atlanta, GA	30328
(Address of Principal Executive Offices)	(Zip Code)

(404) 257-9150
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 (Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
Revenues for year ended September 30, 2008: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of December 16, 2008 was: 100,000

Transitional Small Business Disclosure Format:    Yes ☐   No ☒

TABLE OF CONTENTS

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, some of our officers and directors are currently involved with other blank check companies, including Middle Kingdom Alliance Corp., also referred to as a Special Purpose Acquisition Corp., which was formed in January 2006 for the purpose of raising capital to acquire a minority interest in a Chinese company, and conflicts in the pursuit of business combinations with such other blank check companies, may in the future arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

For the period from the inception of the Company on November 2, 2005 to September 30, 2008 there have been no matters submitted to the vote of the security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)           Market Information. The Company's common stock is not trading on any stock exchange.

(b)           Holders. As of September 30, 2008 there were two holders of our common stock.

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

Results of Operations

For the fiscal year ending September 30, 2008, we have no revenue because we currently do not have any business operations. Our operating expenses during the period were $13,013 and consisted primarily of accounting and administrative expenses. We have not provided for any income taxes.

For the fiscal year ending September 30, 2007, we had no revenue because we did not have any business operations. Our operating expenses during the period were $19,288 and consisted primarily of accounting and administrative expenses. We have not provided for any income taxes.

For the period from November 2, 2005 to September 30, 2008, we have no revenue because we do not have any business operations. Our operating expenses during the period were $41,801 and consisted primarily of formation costs, accounting and administrative expenses. We have not provided for any income taxes, and the Company has approximately $9,700 in gross deferred tax assets resulting from net operating loss carry−forwards of approximately $24,300 available to offset future taxable income through 2026.

Liquidity and Capital Resources

As of September 30, 2008 and 2007, we have $341 and $0 in available cash, accounts payable and accrued liabilities of $8,004 and $7,750 and advances from a shareholders of $24,638 and $11,538, respectively. At September 30, 2008 and 2007, the Company had no capital resources and will and has relied upon advances from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7.	FINANCIAL STATEMENTS.

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Our management with the participation of our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the Company's Chief Executive Officer  and Chief Financial Officer concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of September 30, 2008, the end of our fiscal year. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the year ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitation, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. (This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal controls over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.)

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

(a)          Identification of Directors and Executive Officers.

A.           Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position
John D. Lane	62	President and Director
David A. Rapaport	66	EVP and Director
Fred A. Brasch	51	Chief Financial Officer

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

David A. Rapaport

For the last 30 years Mr. Rapaport has specialized in capital formation for small to mid-size companies and has held various senior management positions (including chief executive officer) of several public companies, as described below.  Since February 1997 Mr. Rapaport has served as executive vice president and general counsel of High Capital Funding, LLC, a private investment fund.  During his tenure with High Capital, Mr. Rapaport has participated in negotiating and documenting numerous investments in start-up and early stage public companies, including over the last several years several investments in companies with their principal activities in China.  High Capital is also a founding member of the Georgia-China Alliance, a professional association formed in 2004 to promote commerce between companies in Georgia and China.  In January of 2006 High Capital participated, as the principal founding shareholder, in the formation and initial capitalization of Middle Kingdom Alliance Corp. (Middle Kingdom), a blank check company,  which was formed as a Special Purpose Acquisition Corp. for the purpose of raising capital to acquire a minority interest in a Chinese company.  Middle Kingdom closed its initial public offering in December of 2006, raising over $28,000,000, including the over allotment option (greenshoe).  Mr. Rapaport serves as a director, secretary and general counsel of Middle Kingdom.

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

Fred A. Brasch

Mr. Brasch has over 25 years of executive management, finance, accounting, auditing, tax, information technology and human resources experience in a number of different industries.  Mr. Brasch has served as the chief financial officer of High Capital Funding, LLC, since January 2000.  In January of 2006 High Capital Funding participated, as the principal founding shareholder, in the formation and initial capitalization of Middle Kingdom Alliance Corp. (Middle Kingdom), a blank check company, which was formed as a Special Purpose Acquisition Corp. for the purpose of raising capital to acquire a minority interest in a Chinese company.  Middle Kingdom closed its initial public offering in December of 2006, raising over $28, 000,000.  Mr. Brasch serves as the chief financial officer of Middle Kingdom.

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

(b)         Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended September 30, 2008, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

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

The following table sets forth, as of September 30, 2008, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

John D. Lane
263 Queens Grant Road
Fairfield, CT 06824-1929	10,000	10.00%

High Capital Funding, LLC
333 Sandy Springs Circle
Atlanta, GA 30328	90,000	90.00%

All Officers and Directors as a Group	100,000	100.00%

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
_____________________________________________________________________________________________
(1)	Incorporated by reference to the Registrant's Registration Statement on Form 10SB filed on December 15, 2005.

(b)           The following documents are filed as part of the report:

1.
Financial statements: Report of Independent Registered Public Accounting Firm, Balance Sheets, Statements of Operations, Statements of Stockholder's Equity, Statements of Cash Flows, and Notes to Financial Statements.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Conner & Associates, P.C. ("Conner") acts as our principal accountant. We paid $10,000 to Conner during the fiscal year ended September 30, 2008 for its audit of our September 30, 2007 financial statements and for its review of our forms 10-Q for the periods ended December 31, 2007, March 31, 2008 and June 30, 2008. On November 5, 2008, we paid Conner $7,000 for its audit of our September 30, 2008 financial statements .

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Lane Co # 3, Inc.
(Registrant)

Date: December 16, 2008

By: /s/ John D. Lane

(Signature)
John D. Lane, President & Director
Principal Executive Officer

By: /s/ Fred A. Brasch

(Signature)
Fred A. Brasch, Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer

LANE CO. #3, INC.
(a corporation in the development stage)

INDEX TO FINANCIAL STATEMENTS

Page
Contents
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Balance Sheets at September 30, 2008 and 2007	F-3
Statements of Operations for the three months ended September 30, 2008 (Unaudited) and 2007 (Unaudited), for the year ended September 30, 2008, for the period from November 2, 2005 (date of inception) to September 30, 2008 and for the period from November 2, 2005 (date of inception) to September 30, 2007
F-4
Statements of Stockholders’ Equity for the period from November 2, 2005 (date of inception) to September 30, 2008	F-5
Statements of Cash Flows for the year ended September 30, 2008, for the period from November 2, 2005 (date of inception) to September 30, 2008 and for the period from November 2, 2005 (date of inception) to September 30, 2007
F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Lane Co #3, Inc.
(a corporation in its development stage)

We have audited the accompanying balance sheets of Lane Co #3, Inc. (“the Company”) as of September 30, 2008 and 2007 and the related statements of income, stockholders’ equity (deficit) and cash flows for the years then ended; and the period from November 2, 2005 (date of inception) to September 30, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended; and the period from November 2, 2005 (date of inception) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Conner & Associates, PC

Conner & Associates, PC
Newtown, Pennsylvania
15 December 2008

LANE CO. #3, INC.
(a corporation in its development stage)
BALANCE SHEETS

	September 30, 2008	September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$341	$-
Prepaid accounting fees	-	-
Total assets	$341	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Account payable and accrued liabililties	$8,004	$7,750
Shareholders advances	24,638	11,538
Total current liabilities	$32,642	$19,288

Commitments and contingencies:

Stockholders' Equity (Deficit)
Preferred stock - $.0001 par value Authorized 10,000,000 shares; none issued	$-	$-
Common stock - $.0001 par value Authorized 100,000,000 shares issued and outstanding 100,000	10	10
Additional paid-in capital	9,490	9,490
Deficit accumulated during development stage	(41,801)	(28,788)
Total stockholders' equity (deficit)	(32,301)	(19,288)
Total liabilities and stockholders' equity (deficit)	$341	$-

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
STATEMENTS OF OPERATIONS

	For the Years Ended		Period from November 2, 2005 (inception)
	September 30, 2008	September 30, 2007	to September 30, 2008

Sales:	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
General and administrative expenses	13,013	19,288	41,801
Net loss	$(13,013)	$(19,288)	$(41,801)
Weighted average number of shares Outstanding (basic and fully diluted)	100,000	100,000	100,000
Net loss per share - basic and diluted	$(0.130)	$(0.193)	$(0.418)

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, November 02, 2005	-	$-	$-	$-	$-

Common shares issued	100,000	10	6,990		7,000

Capital contributions			2,500		2,500

Net loss for the period				(9,500)	(9,500)

Balance - September 30, 2006	100,000	10	9,490	(9,500)	0

Net Loss for the twelve months ended September 30, 2007				(19,288)	(19,288)

Balance - September 30, 2007	100,000	10	9,490	(28,788)	(19,288)

Net Loss for the twelve months ended September 30, 2008				(13,013)	(13,013)

Balance - September 30, 2008	100,000	$10	$9,490	$(41,801)	$(32,301)

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
STATEMENTS OF CASH FLOWS

	For the Year Ended		For the Period from November 2, 2005 (incepetion)
	September 30, 2008	September 30, 2007	to September 30, 2008

Cash flows from operating activities:
Net loss	$(13,013)	$(19,288)	$(41,801)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accounts payable and accrued liabilities	254	7,750	8,004
Net cash (used in) operating activities	(12,759)	(11,538)	(33,797)

Cash flows from financing activities:
Proceeds from shareholders loan	13,100	11,538	24,638
Proceeds from issuance of common stock	-	-	7,000
Proceeds from additional capital contribution	-	-	2,500
Net cash provided by financing activities	13,100	11,538	34,138
Net increase in cash for the period then ended	341	-	341
Cash, beginning of period	-	-	-
Cash, end of period	$341	$-	$341

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. On October 29, 2007, the Company established a bank account at Wachovia Bank. For the period November 2, 2005 (inception) through September 30, 2007, the Company did not maintain a bank account.

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

NOTE 3 − Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of September 30, 2008 and 2007, the Company had no outstanding preferred stock.

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

The Company did not issue any Common Stock, nor did the shareholder make any capital contributions during the period October 1, 2007 to September 30, 2008.

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

NOTE 5 − Income Taxes

As a result of the change in control of the Company, all net operating loss carry−forwards up to February 22, 2007 amounting to $17,500 are no longer available to the Company. The Company has approximately $9,700 in gross deferred tax assets at September 30, 2008 resulting from net operating loss carry−forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At September 30, 2007, the Company had $4,500 in gross deferred tax assets which were fully offset by a valuation reserve because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to September 30, 2008. At September 30, 2008, the Company has federal net operating loss carry-forwards of approximately $24,300 available to offset future taxable income through 2026. The difference between the tax provision at the statutory federal and state income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

	For the Year Ended		Period from November 2,
	September 30,	September 30,	2005 (inception) to
	2008	2007	September 30, 2008

Statutory federal income taxes	-34.0%	-34.0%	-34.0%
State taxes, net of federal benefits	-6.0%	-6.0%	-6.0%
Valuation allowance	40.0%	40.0%	40.0%

Income tax rate	0.0%	0.0%	0.0%

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

For the period from November 2, 2005 (inception) to September 30, 2008, the Company incurred losses of $41,801.

For the year ended September 30, 2008, the Company had no revenue, expenses of $13,013 and a loss of $13,013.

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