Form 10-Q
period 2009-03-31
LANE CO 3 INC
filed 2009-05-12
CIK 1347007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51675

LANE CO. #3, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3771425 (I.R.S. Employer Identification No.)

333 Sandy Springs Circle, Suite 230
Atlanta, GA (Address of Principal Executive Offices)	30328 (Zip Code)

(404) 257-9150
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ No ☐Yes

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒     No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 100,000 of Common Stock outstanding on May 5, 2009.

Table of Contents

LANE CO. #3, INC.
(a development stage company)
TABLE OF CONTENTS

			Page No.

Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3

		Balance Sheets, March 31, 2009 (Unaudited) and September 30, 2008 (audited)	3

		Statements of Operations for the three months ended March 31, 2009 (Unaudited) and 2008 (Unaudited), for the six months ended March 31, 2009 (Unaudited) and 2008 (Unaudited) and for the period November 2, 2005 (inception) to March 31, 2009 (Unaudited)	4

		Statements of Cash Flows for the six months ended March 31, 2009 (Unaudited) and 2008 (Unaudited) and for the period November 2, 2005 (inception) to March 31, 2009 (Unaudited)	5

		Notes to Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

	Item 4	Controls and Procedures	9

	Item 4(T).	Controls and Procedures	10

Part II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	10

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	10

	Item 3.	Defaults Upon Senior Securities	10

	Item 4.	Submission of Matters to a Vote of Security Holders	10

	Item 5.	Other Information	10

	Item 6.	Exhibits	10

	SIGNATURES		11

PART I

Item 1. – Financial Statements

LANE CO. #3, INC.
(a corporation in its development stage)
BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,646	$341
Prepaid accounting fees	1,000	-
Total assets	$3,646	$341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$447	$8,004
Shareholders advances	39,638	24,638
Total current liabilities	40,085	32,642

Commitments and contingencies:

Stockholders' Equity
Preferred stock - $.0001 par value
Authorized 10,000,000 shares; none issued	$-	$-
Common stock - $.0001 par value
Authorized 100,000,000 shares
issued and outstanding 100,000	10	10
Additional paid-in capital in excess of par	9,490	9,490
Deficit accumulated during development stage	(45,939)	(41,801)
Total stockholders' equity	(36,439)	(32,301)
Total liabilities and stockholders' equity	$3,646	$341

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
STATEMENTS OF OPERATIONS

					Period from November 2, 2005
	For the Three Months Ended		For the Six Months Ended		(inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales:	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
General and administrative expenses	2,592	2,000	4,138	3,750	45,939
Net loss	$(2,592)	$(2,000)	$(4,138)	$(3,750)	$(45,939)
Weighted average number of shares
Outstanding (basic and fully diluted)	100,000	100,000	100,000	100,000	100,000
Net loss per share - basic and diluted	$(0.026)	$(0.020)	$(0.041)	$(0.038)	$(0.459)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
 (a corporation in its development stage)
STATEMENTS OF CASH FLOWS

			Period from November 2,
	For the Six Months Ended		2005 (inception)
	March 31,	March 31,	to March 31,
	2009	2008	2008
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(2,592)	$(2,000)	$(45,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid accounting fees	2,000	1,000	(1,000)
Accounts payable and accrued liabilities	(303)	(658)	447
Net cash (used in) operating activities	(895)	(1,658)	(46,492)

Cash flows from financing activities:
Proceeds from shareholders loan	-	3,000	39,638
Proceeds from issuance of common stock	-	-	7,000
Proceeds from additional capital contribution	-	-	2,500
Net cash provided by financing activities	-	3,000	49,138
Net increase in cash for the period then ended	(895)	1,342	2,646
Cash, beginning of period	3,541	100	-
Cash, end of period	$2,646	$1,442	$2,646

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 - Organization

Lane Co #3, Inc. (“the Company”) was incorporated in State of Delaware on November 2, 2005 and is currently in its development stage.

On December 15, 2005 the Company filed a Registration Statement of Form 10 to have its common stock, par value $0.0001 registered under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the provisions of the Exchange Act such Registration Statement became effective on February 13, 2006.

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

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 3 − Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of March 31, 2009, the Company had no outstanding preferred stock.

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

The Company did not issue any Common Stock, nor did the shareholder make any capital contributions during the period October 1, 2008 to March 31, 2009.

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

NOTE 5 − Income Taxes

As a result of the change in control of the Company, all net operating loss carry−forwards up to February 22, 2007 amounting to $17,500 are no longer available to the Company. The Company has approximately $11,400 in gross deferred tax assets at March 31, 2009 resulting from net operating loss carry−forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At March 31, 2008, the Company had $6,000 in gross deferred tax assets which were fully offset by a valuation reserve because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to March 31, 2009. At March 31, 2009, the Company has federal net operating loss carry-forwards of approximately $28,500 available to offset future taxable income through 2027. The difference between the tax provision at the statutory federal and state income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

			Period from November 2, 2005
	For the Three Months Ended		(inception) to
	March 31,	March 31,	March 31,
	2009	2008	2008

Statutory federal income taxes	-34.0%	-34.0%	-34.0%
State taxes, net of federal benefits	-6.0%	-6.0%	-6.0%
Valuation allowance	40.0%	40.0%	40.0%

Income tax rate	0.0%	0.0%	0.0%

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 6 − Going Concern

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

For the period from November 2, 2005 (inception) to March 31, 2009, the Company incurred losses of $45,939.

For the period from October 1, 2008 to March 31, 2009, the Company had no revenue, expenses of $4,138 and a loss of $4,138.

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

Results of Operation

The Company did not have any operating income from November 2, 2005 (inception) through March 31, 2009. The Company recognized a net loss of $45,939 for the period of November 2, 2005 (inception) through March 31, 2009. The Company recognized a net loss of $4,138 for the period from October 1, 2008 to March 31, 2009. Expenses from inception comprised of costs mainly associated with legal and accounting.

Liquidity and Capital Resources

At March 31, 2009, the Company had no capital resources and will rely upon the issuance of Common Stock, additional capital contributions and loans from shareholders to fund administrative expenses pending acquisition or merger of an operating company.

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

The Company maintains disclosure controls and procedures that are designed and intended to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms to allow timely decisions regarding required disclosure. These controls and procedures also are intended to ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

During the quarter ended March 31, 2009, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8−K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2009
Lane Co. #3, Inc.

By: /s/ John D. Lane
Signature:
Name: John D. Lane
Title: Chief Executive Officer

By: /s/ Fred A. Brasch
Signature:
Name: Fred A. Brasch Title: Chief Financial Officer