Form 10-Q
period 2009-06-30
LANE CO 3 INC
filed 2009-07-13
CIK 1347007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 100,000 of Common Stock outstanding on July 13, 2009.

Table of Contents

LANE CO. #3, INC.
(a development stage company)
TABLE OF CONTENTS

			Page No.

Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3

		Balance Sheets, June 30, 2009 (Unaudited) and September 30, 2008 (audited)	3

		Statements of Operations for the three months ended June 30, 2009 (Unaudited) and 2008 (Unaudited), for the nine months ended June 30, 2009 (Unaudited) and 2008 (Unaudited) and for the period November 2, 2005 (inception) to June 30, 2009 (Unaudited)	4

		Statements of Cash Flows for the nine months ended June 30, 2009 (Unaudited) and 2008 (Unaudited) and for the period November 2, 2005 (inception) to June 30, 2009 (Unaudited)	5

		Notes to Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

	Item 4	Controls and Procedures	9

	Item 4(T).	Controls and Procedures	10

Part II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	10

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	10

	Item 3.	Defaults Upon Senior Securities	10

	Item 4.	Submission of Matters to a Vote of Security Holders	10

	Item 5.	Other Information	10

	Item 6.	Exhibits	10

	SIGNATURES		11

PART I

Item 1. – Financial Statements

LANE CO. #3, INC.
(a corporation in its development stage)
BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,183	$341
Total assets	$2,183	$341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$350	$8,004
Shareholders advances	39,638	24,638
Total current liabilities	39,988	32,642

Commitments and contingencies:

Stockholders' Equity
Preferred stock - $.0001 par value
Authorized 10,000,000 shares; none issued	$-	$-
Common stock - $.0001 par value
Authorized 100,000,000 shares
issued and outstanding 100,000	10	10
Additional paid-in capital in excess of par	9,490	9,490
Deficit accumulated during development stage	(47,305)	(41,801)
Total stockholders' equity	(37,805)	(32,301)
Total liabilities and stockholders' equity	$2,183	$341

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
STATEMENTS OF OPERATIONS

					Period from November 2, 2005
	For the Three Months Ended		For the Nine Months Ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales:	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
General and administrative expenses	1,366	1,000	5,504	4,750	47,305
Net loss	$(1,366)	$(1,000)	$(5,504)	$(4,750)	$(47,305)
Weighted average number of shares Outstanding (basic and fully diluted)	100,000	100,000	100,000	100,000	100,000
Net loss per share - basic and diluted	$(0.014)	$(0.010)	$(0.055)	$(0.048)	$(0.473)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
 (a corporation in its development stage)
STATEMENTS OF CASH FLOWS

			Period from November 2,
	For the Nine Months Ended		2005 (inception)
	June 30,	June 30,	to June 30,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(5,504)	$(4,750)	$(47,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	(7,654)	(7,347)	350
Net cash (used in) operating activities	(13,158)	(12,097)	(46,955)

Cash flows from financing activities:
Proceeds from shareholders loan	15,000	13,100	39,638
Proceeds from issuance of common stock	-	-	7,000
Proceeds from additional capital contribution	-	-	2,500
Net cash provided by financing activities	15,000	13,000	49,138
Net increase in cash for the period then ended	1,842	1,003	2,183
Cash, beginning of period	341		-
Cash, end of period	$2,183	$1,003	$2,183

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read
in conjunction with the financial statements.

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 3 − Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of June 30, 2009, the Company had no outstanding preferred stock.

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

The Company did not issue any Common Stock, nor did the shareholder make any capital contributions during the period October 1, 2008 to June 30, 2009.

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

NOTE 5 − Income Taxes

As a result of the change in control of the Company, all net operating loss carry−forwards up to February 22, 2007 amounting to $17,500 are no longer available to the Company. The Company has approximately $11,900 in gross deferred tax assets at June 30, 2009 resulting from net operating loss carry−forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At June 30, 2008, the Company had $6,400 in gross deferred tax assets which were fully offset by a valuation reserve because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to June 30, 2009. At June 30, 2009, the Company has federal net operating loss carry-forwards of approximately $29,800 available to offset future taxable income through 2027. The difference between the tax provision at the statutory federal and state income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

			Period from November 2, 2005
	For the Three Months Ended		(inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009

Statutory federal income taxes	-34.0%	-34.0%	-34.0%
State taxes, net of federal benefits	-6.0%	-6.0%	-6.0%
Valuation allowance	40.0%	40.0%	40.0%

Income tax rate	0.0%	0.0%	0.0%

LANE CO. #3, INC.
(a corporation in its development stage)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 6 − Going Concern

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

For the period from November 2, 2005 (inception) to June 30, 2009, the Company incurred losses of $47,305.

For the period from October 1, 2008 to June 30, 2009, the Company had no revenue, expenses of $5,504 and a loss of $5,504.

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

Results of Operation

The Company did not have any operating income from November 2, 2005 (inception) through June 30, 2009. The Company recognized a net loss of $47,305 for the period of November 2, 2005 (inception) through June 30, 2009. The Company recognized a net loss of $5,504 for the period from October 1, 2008 to June 30, 2009. Expenses from inception comprised of costs mainly associated with legal and accounting.

Liquidity and Capital Resources

At June 30, 2009, the Company had no capital resources and will rely upon the issuance of Common Stock, additional capital contributions and loans from shareholders to fund administrative expenses pending acquisition or merger of an operating company.

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

                 (b) Changes in internal controls.

During the quarter ended June 30, 2009, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated: July 13, 2009
Lane Co. #3, Inc.

By: /s/ John D. Lane
Signature:
Name: John D. Lane
Title: Chief Executive Officer

By: /s/ Fred A. Brasch
Signature:
Name: Fred A. Brasch Title: Chief Financial Officer